Form 10-Q
period 1995-03-31
MERCHANDISE ENTERTAINMENT TELEVISION HOLDINGS INC
filed 1998-10-08
CIK 828827

UNITED STATES
              SECURITIES AND EXCHANGE COMMISION
                   Washington, D.C. 20549

                          FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES
(XI) EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1995
Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

Commission File Number:  0-24932


     Merchandise Entertainment Television Holdings, Inc.
   (Exact name of registrant as specified in its charter)


       Delaware                                                9504186920
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

               512 Via de la Valle, Suite 100
                   Solana Beach, CA 92075
          (Address of principal executive offices)

                       (619) 794-9000
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
 Yes__X__    No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock - 12,065,662 shares outstanding on May 1, 1995.


     MERCHANDISE ENTERTAINMENT TELEVISION HOLDINGS, INC.

                            INDEX

               PART 1 - FINANCIAL INFORMATION

                                                           Page No.

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets at              3
          March 31, 1995 and December 31, 1994


          Condensed Consolidated Statements of Operations -     4
          Three-month periods ended March 31, 1995 and
          1994 and period from July 30, 1993 (inception to
          March 31, 1995


          Condensed Consolidated Statements of Cash Flows -     5
          Three-month periods ended March 31, 1995 and
          1994 and period from July 30, 1993 (inception) to
          March 31, 1995

          Notes to Condensed Financial Statements              6-7

Item 2    Management's Discussion of Analysis of               8-9
          Financial Condition and Results of Operations


                  PART II - OTHER FINANCIAL

Item 4    Submission of Matters to a Vote of Security Holders   10

Item 6    Exhibits and Reports on Form 8-K                      10

               PART 1 - FINANCIAL INFORMATION

Item 1  Financial Statements

     MERCHANDISE ENTERTAINMENT TELEVISION HOLDINGS, INC.
                (A Development Stage Company)

                 CONSOLIDATED BALANCE SHEETS

                                                     March 31,    December 31,
                                                       1995          1994
                                                   -----------   ------------
Assets
Current Assets                                     (Unaudited)
 Cash and cash equivalents                          $2,773,519     $1,469,829
 Accounts receivable                                     5,880          2,700
 Inventory                                              17,500           -
 Unamortized film inventory                            182,310        364,674
 Prepaid expenses and other                            196,648        116,607
                                                   -----------   ------------
   Total current assets                              3,175,857      1,953,810

Furniture and equipment, net of depreciation
 Of $33,349 and $20,513                                299,991        132,733
Deposits and other assets                               58,231         86,151
                                                  ------------    -----------
                                                    $3,534.079     $2,172,694
                                                  ============    ===========

Liabilites and Stockholders' Equity
Current Liabilities
 Notes payable (Note 2)                             $  671,500     $  471,500
 Accounts payable                                    1,043,081        500,887
 Accrued liabilities                                   704,772        416,628
                                                  ------------    -----------
  Total current liabilities                          2,419,353      1,389,015

Convertible notes payable (Note 2)                     134,258        301,518
Deferred lease obligation                              255,000        232,000

Stockholders' equity (Note 3)
 Common stock $.00001 par value-550,000,000
 Shares authorized; 12,065,662 shares issued and
 Outstanding (10,982,030 at December 31, 1994)             120            110
 Additional paid-in capital                          7,734,738      4,863,114
 Deficit accumulated during development stage       (7,009,390)    (4,613,063)
                                                  -------------   -----------
   Total stockholders' equity                          725,468        250,161
                                                  -------------   -----------
                                                    $3,534,079     $2,172,694
                                                  =============   ===========



                   See accompanying notes

     MERCHANDIS ENTERTAINMENT TELEVISION HOLDINGS, INC.
               (A Development Stage Company)

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (Unaudited)



                                                                 July 30 1993
                                    Three months  Three months   (inception)
                                       Ended         Ended         through
                                      March 31,     March 31,     March 31,
                                        1995          1994          1995
                                    ------------  ------------   ------------

Net sales                           $  75,195     $     -        $    95,290
Cost of sales                          43,966           -             55,734
                                    ------------  ------------   ------------
 Gross profit                          31,229           -             39.556


Operating expenses
 Sales and marketing                   48,354           -            199,636
 Programming and transmission       1,776,723           -          3,965,986
 General and administration           594,985        134,758       2,302,670
 Lease termination                       -              -            525,000
                                    ----------     -----------    -----------
                                    2,420,062        134,758       6,993,292
                                   ------------    -----------    -----------

Loss from operations               (2,388,833)    (  134,758)     (6,953,736)
Interest expense                   (   12,987)          -         (   62,489)
Interest income                         5,493           -              6,835
                                   ------------    ----------    ------------
Net Loss                          $(2,396,327)    $( 134,758)    $(7,009,390)
                                  =============    ===========   ============

Net loss per share                $(      .22)    $(     .03)    $(     1.00)
                                  =============    ===========   ============

Weighted average number of
Shares outstanding                  11,059,000       4,901,000     7,007,000
                                  =============    ===========   ============


                  See accompanying notes

     MERCHANDISE ENTERTAINMENT TELEVISION HOLDINGS, INC.
                (A Development Stage Company)

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Unaudited)


                                                                  July 30 1993
                              Three months     Three months        (inception)
                                 ended            ended              through
                                 March 31,        March 31,          March 31,
                                   1995             1994                1995
                              ------------     ------------      ------------

Cash flows from operating activities
 Net loss                       $(2,396,327)      $(134,758)      $(7,009.390)
 Adjustments to reconcile net
 loss cash used in operating
 activities                         980,111         134,758         1,721,183
                                -----------     ------------     ------------
 Net cash used in operating
 Activities                      (1,416,216)           -            5,288,207

Cash flows from investing activities
 Purchase of furniture
 and equipment                   (  180,094)           -           (  333,340)
                               -------------     -----------       -----------
  Net cash used in operating
  Activities                     (  180,094)           -           (  333,340)


Cash flows from financing activities
 Sale of common stock              2,700,000           -            7,197,048
 Capital contribution                   -              -               30,000
 Notes Payable                       200,000           -              847,500
 Convertible notes payable              -              -              496,518
 Repayment of notes payable             -              -           (  176,000)
                                ------------    ------------       ----------
  Net cash from
   financing activites             2,900,000           -             8,395,066

Net increase in cash               1,303,690           -                  -
Cash at beginning of period        1,469,829            100          2,773,519
                                ------------    ------------        ----------
Cash at end of period            $ 2,773,519        $   100        $ 2,773,519
                                ============    ============        ==========

                   See accompanying notes

     MERCHANDISE ENTERTAINMENT TELEVISION HOLDINGS, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited)


1.   Organization and Basis of Presentation

       General. The Company is engaged primarily in the development and operation of a 24-hour per day satellite cable channel combining home shopping with entertainment. The Company also produces informercial programming through an affiliate, J.E.M. Direct.

       Recapitalization. On June 23, 1994, TRE Group, Inc. ("TRE"), a Delaware corporation acquired all of the outstanding shares of LM Network Inc. ("LM"), a Delaware corporation, in exchange for the issuance of 4,901,184 shares of common stock. TRE, a corporation with no operations, previously had 306,346 shares outstanding. The merger transaction has been accounted for as a recapitalization of LM. The accompanying consolidated financial statements reflect the operations of LM for the year ended December 31, 1994 and from LM's inception on July 30, 1993. TRE had no operations during these periods. In August, 1994 the name of TRE was changed to Merchandise Entertainment Television Holdings, Inc. (the "Company").

       Basis of Accounting. The accompanying condensed consolidated financial statements have been prepared on a going concern basis.
      For the year ended December 31, 1994 the Company incurred a net loss of approximately $4,500,000 and utilized cash for operating activities approximately $3,900,000. Operating losses have continued in the first quarter of 1995. These factors, among others, indicate that the Company may be unable to continue as a going concern unless it is able to raise additional capital and generate sufficient cash flows to meet its obligations and sustain its operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      The Company has initiated efforts to raise additional capital through the issuance of Common Stock in a Regulation S offering and has engaged an investment banker to seek additional equity funds in a private placement. Management believes that the proceeds expected operations for at least the next twelve months. However, there can be no assurance that such financings will be completed, that, if completed, they will be on the terms currently planned by the Company, or that the Company will ultimately attain profitable operations.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the information contained therein. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of results for the entire fiscal year.
                              6

2.  Notes payable
     Notes payable at March 31, 1995 include $471,500 due to an individual, payable on demand, plus interest at 8% per year. A second note of $200,000 is payable on demand without interest.

     Convertible notes payable at March 31, 1995 consist of subscriptions for 67,130 shares of common stock at $2.00 per share.

3.  Stockholders' equity

     In March 1995 the Company sold 1,000,000 shares of common stock to an individual for $3.00 per share in a Regulation S offering. The net proceeds to the Company were $2,700,000. The purchaser received a five-year warrant to purchase 333,333 shares of common stock at $3.00 per share. The warrant is subject to antidilution adjustments in certain circumstances. The purchaser also was granted piggyback registration rights and a preemptive right to purchase additional shares of capital stock subsequently offered by the Company on the same terms and conditions of such proposed offer, so that the purchaser's ownership percentage is unchanged.

     In March 1995 the Company entered into a financial advisory and consulting agreement with an investment banker. Pursuant to this agreement, the Company issued a five-year warrant to purchase 750,000 shares of common stock at $3.50 per share.


4.  Net loss per share

     Net loss per share data are based on the weighted average number of shares outstanding during the periods.






                                   7


 Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation

Results of Operation

        LM Network Inc. which operates as Merchandise Entertainment Television, was organized in July 1993 and began operations in April 1994. Financial results for the quarter ended March 31, 1994 consisted only of organizational and financing activities.


First Quarter of 1995

        Net sales for the three months ended March 31, 1995 were $75,195. This was an increase of $55,100 (274%) over the net sales recorded in the final quarter of 1994, which marked the Company's initial revenues from its home shopping activities. The cost of sales in the first quarter of 1995 was $43,966. The gross margin of $31,229 represented 41.5% of net sales, almost unchanged from the 41.4% recorded in the fourth quarter of 1994.

        Sales and marketing expenses in the three months ended March 1, 1995 were $45,354 consisting primarily of contracted operator services and media advertising. Programming and transmission costs were $1,776,723. These costs include satellite transponder rental, studio wages and rent, outside production costs, and payments to cable systems to carry the Company's programming. Production costs increased from the prior quarter because of expenses associated with broadcasts of Continental Basketball Association games. Also included in programming and transmission costs is approximately $182,000 of amortization of capitalized film inventory.

        General and administrative expenses in the first quarter of 1995 were $594,985. Staffing levels were largely unchanged during the quarter.

        Interest expense was $12,987 and interest income on invested cash balances was $5,493 during the first quarter of 1995.

        The net loss for the quarter ended March 31, 1995 was $2,396,327 or ($.22) per share, compared to a net loss of $134,758 or ($.03) per share in the corresponding quarter of 1994. The average number of shares outstanding increased substantially from the 1994 period.

Liquidity and Capital Resources

        The Company operated on limited cash resources during much of 1994. Initial funding was provided by loans of $647,500. In July 1994, following the reverse acquisition resulting in public ownership, the Company initiated several equity financing transactions. A total of $4,347,000 was raised in the second half of the year from the sale of common stock, and an additional $496,000 was raised from notes convertible into common stock.

        For the year ended December 31, 1994 the Company incurred a net loss of approximately $4,500,000 and utilized cash for operating activities of approximately $3,900,000. Operating losses have continued in the first quarter of 1995. These factors, among others, indicated that the Company may be unable to continue as a going concern unless it is able to raise additional capital and generate sufficient cash flows to meet its obligations and sustain its operations. In March 1995 the Company sold 1,000,000 shares of


                              8


its common stock in a Regulation S offering at $3.00 per share (plus five-year warrants to purchase 333,333 shares of common stock at $3.00 per share) with net proceeds of $2,700,000.

       The Company is continuing its efforts to raise additional capital through the issuance of common stock to non-U.S. investors. The Company also has engaged an investment banker to seek additional equity funds of up to $10,000,000 in a private placement. Management believes that the proceeds expected to be generated by such financing will be sufficient to finance the Cmpany's planned principal operations for at least the next twelve months. However, there can be no assurance that such financing will be completed, that, if completed, they will be on the terms currently planned by the Company, or that the Company will ultimately attain profitable operations.

Impact of Inflation

        Inflation has not had any significant effect on the Company's operating costs.



                              9



                 PART II - OTHER INFORMATION


Item 4   Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on April 28, 1995. The following individuals were elected to serve as directors for the ensuing year. Edward Litwak, Thomas L. Reichman, Frank Carney and V. T. Murray, Jr. The vote for each director was 6,846,353 shares in favor and 16,927 shares withheld, with a total of 1,030,237 non-votes.

        The Company's Certificate of Incorporation was amended to reduce the number of shares of Common and Preferred Stock authorized for issuance from 550,000,000 and 100,000,000, respectively, to 35,000,000 and 2,000,000, respectively. This amendment was approved by a vote of 7,011,085 shares in favor and 149 shares against, with 18,132 shares abstaining and 864,151 non-votes.

        The Company's 1994 Stock Option Plan was approved by the stockholders by a vote of 5,197,943 shares in favor and 1,813,199 shares against, with 18,222 shares abstaining and 864,151 non-votes.




Item 6     Exhibits and Reports on Form 8-K


(a)  Exhibits


Number                               Description
------                               -----------
  10 1         Addendum to Subscription Agreement dated March 31,
               1995 between the Company and Cash & Shares Financial Trust.

 10 2         Letter agreement dated March 29,1995 between the
              Company and Sands Brothers & Co. Ltd.


(b)  Reports on Form 8-K

          On January 5, 1995 the Company reported a change in its independent accountants.



                            10


                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         Merchandise Entertainment Television Holdings, Inc.
                                         (Registrant)



Date May 10, 1995
    -------------
                                       /s/ James L. Russell
                                      ---------------------
                                           James L. Russell
                                            Vice President and Chief
                                            Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)



                             11